Form 10-Q
period 2025-09-30
Orielle Acquisition Corp.
filed 2025-11-13
CIK 2066067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-56749

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, par value $0.0001	5,000,000
(Class)	Outstanding at November 13, 2025

ORIELLE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED September 30, 2025

TABLE OF CONTENTS

		Page

Special Note Regarding Forward-Looking Statements and Other Information Contained in this Report		ii

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.	1

	Condensed Balance Sheet as of September 30, 2025 (Unaudited)	F-1

	Condensed Statements of Operations (Unaudited) For the Three Months Ended September 30, 2025, and for the period from January 2, 2025 (Inception) to September 30, 2025	F-2

	Condensed Statements of Changes in Stockholders’ Deficit (Unaudited) For the Three Months Ended September 30, 2025, and for the period from January 2, 2025 (Inception) to September 30, 2025	F-3

	Condensed Statement of Cash Flows (Unaudited) For the period January 2, 2025 (Inception) to September 30, 2025	F-4

	Notes to Condensed Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	7

Item 4.	Controls and Procedures.	7

PART II - OTHER INFORMATION		8

Item 1.	Legal Proceedings.	8

Item 1A.	Risk Factors.	8

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	8

Item 3.	Defaults Upon Senior Securities.	8

Item 4.	Mine Safety Disclosure.	8

Item 5.	Other Information.	8

Item 6.	Exhibits.	8

Signatures		9

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

ii

Item 1. Financial Statements.

ORIELLE ACQUISITION CORP.

September 30, 2025

INDEX TO CONDENSED FINANCIAL STATEMENTS

Statement	Page

Index to Condensed Financial Statements	1

Condensed Balance Sheet as of September 30, 2025 (Unaudited)	F-1

Condensed Statements of Operations (Unaudited) For the Three Months Ended September 30, 2025, and for the period from January 2, 2025 (Inception) to September 30, 2025	F-2

Condensed Statements of Changes in Stockholders’ Deficit (Unaudited) For the Three Months Ended September 30, 2025, and for the period from January 2,2025 (Inception) to September 30, 2025	F-3

Condensed Statement of Cash Flows (Unaudited) For the period January 2, 2025 (Inception) to September 30, 2025	F-4

Notes to Condensed Financial Statements	F-5

ORIELLE ACQUISITION CORP.

CONDENSED BALANCE SHEET

September 30, 2025
(Unaudited)
ASSETS
Current assets
Cash	$6,820
Total current assets	6,820
Total assets	$6,820

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$10,800
Note payable - stockholder	32,500
Advances from stockholders	5,000
Total current liabilities	48,300
Total liabilities	48,300

Commitments and contingencies

Stockholders’ deficit
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value, 50,000,000 shares authorized, 5,000,000 shares issued and outstanding	500
Accumulated deficit	(41,980)
Total stockholders’ deficit	(41,480)
Total liabilities and stockholders’ deficit	$6,820

 See accompanying notes to condensed financial statements.

ORIELLE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2025	For the period January 2, 2025 (Inception) to September 30, 2025

Revenue	$-	$-
General and administrative expenses	11,879	41,980
Loss from operations	(11,879)	(41,980)
Net loss	$(11,879)	$(41,980)
Weighted average common stock outstanding, basic and diluted	5,000,000	5,000,000

Net loss per share of common stock, basic and diluted	$(0.00)	$(0.01)

See accompanying notes to condensed financial statements.

ORIELLE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’  DEFICIT

For the Three Months Ended September 30, 2025 and
for the period from January 2, 2025 (Inception) to September 30, 2025

(Unaudited)

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit
Balances – January 2, 2025 (Inception)	-	$-	$-	$-
Issuance of common stock	5,000,000	500	-	500
Net loss	-	-	(14,716)	(14,716)
Balances – March 31, 2025	5,000,000	500	(14,716)	(14,216)
Net loss	-	-	(15,385)	(15,385)
Balances – June 30, 2025	5,000,000	500	(30,101)	(29,601)
Net loss	-	-	(11,879)	(11,879)
Balances – September 30, 2025	5,000,000	$500	$(41,980)	$(41,480)

See accompanying notes to condensed financial statements.

ORIELLE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

For the period January 2, 2025 (Inception) to September 30, 2025

Cash flows from operating activities:
Net loss	$(41,980)
Adjustments to reconcile net loss to net cash used in operating activities:
Accounts payable and accrued expenses	10,800
Net cash used in operating activities	(31,180)

Cash flows from financing activities:
Proceeds from stockholder advances	5,000
Proceeds from issuance of common stock	500
Proceeds from note payable - stockholder	32,500
Net cash provided by financing activities	38,000

Net change in cash	6,820
Cash - beginning of period	-
Cash - end of period	$6,820

See accompanying notes to condensed financial statements.

ORIELLE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2025

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share takes into effect any dilutive instruments, except when doing so would be anti-dilutive. As of September 30, 2025, there were no dilutive instruments.

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

Note 3. Capital Stock

Preferred Stock

As of September 30, 2025 the Company has 10,000,000 shares of preferred stock, par value of $0.0001, authorized and none  issued or outstanding.

Common Stock

As of September 30, 2025, the Company has 50,000,000 shares of common stock, par value of $0.0001, authorized and 5,000,000 shares issued and outstanding.

Note 4. Income Taxes

As of September 30, 2025, the Company has $8,800 in gross deferred tax assets resulting from net operating loss carry-forwards of $41,980, available to offset future taxable income through 2041 subject to the change in ownership provisions under IRC 382. A valuation allowance has been recorded to fully offset these deferred tax assets because the Company’s management believes future realization of the related tax benefits is uncertain.

The tax provision at the statutory federal income tax rate on September 30, 2025, and the tax provisions attributable to loss before income taxes is as follows:

September 30, 2025
Statutory federal income taxes	21.0%
Valuation allowance	(21.0)%
Effective income tax rate, net	-%

Note 5. Commitments and Related Party Transactions

Office Space

The Company utilizes the office space and equipment of its management at no cost.

Note Payable - Stockholder

On January 2, 2025, the Company issued a promissory note (the “Note”) to a stockholder of the Company pursuant to which the Company agreed to repay the sum of any and all amounts advanced to the Company, on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2025, the amount due under the note payable was $32,500.

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

Advances from Stockholders

On January 8, 2025 Ian Jacobs paid $100 as an advance from stockholder to open a new Company bank account pursuant to which the Company repaid Ian Jacobs on July 16, 2025.

On January 21, 2025 Mark Tompkins advanced $5,000 to the company for future expenses. As of September 30, 2025, the total amount of advances from stockholders was $5,000.

Note 6. Segment Reporting

The Company determined its reporting units in accordance with ASC 280, Segment Reporting. Reportable operating segments are determined based on the management approach, as defined by ASC 280, is based on the way that the chief operating decision-maker (“CODM”) organizes segments within the Company for making operating decisions, assessing performance, and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates the Company.

The Company is a blank-check company organized solely to pursue a merger, acquisition or other business combinations but does not intend to raise capital through an offering of its securities until completion of a business combination , thus all activity for the period from January 2, 2025 (Inception) to September 30, 2025 relates to the Company’s formation, preparation and filing of SEC reports and efforts to identify a possible business combination. The Company operates as a single operating and reportable segment. The Company has identified its Chief Executive Officer as the CODM, who reviews the Company’s financial information for purposes of making operating decisions and assessing financial performance. The net loss is the measure of segment profit (loss) most consistent with U.S. GAAP that is regularly reviewed by the CODM to allocate resources and assess financial performance.

The Company does not have any operating income and therefore, it does not have any revenues. The Company will not generate any operating revenues until after the completion of a transaction, at the earliest. The Company’s significant expenses were general and administrative expenses, which were $41,980 for the period from January 2, 2025 (Inception) to September 30, 2025. Refer to the Company’s statements of operations for additional information.

As of September 30, 2025, the Company had total assets of $6,820. See the Company’s balance sheets for additional information.

Note 7. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.

The Company has accumulated deficit and total stockholders’ deficit of $41,980 and $41,480, respectively as of September 30, 2025. Management believes these conditions raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the date these financial statements are issued. Management intends to finance operations over the next twelve months through additional borrowings from the existing Note.

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

The Company is also a “shell company,” defined in Rule 12b–2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements. Some of the consequences of being a shell company are as follows:

●	Rule 145a under the Securities Act provides that any direct or indirect business combination of a reporting shell company (that is not a business combination related shell company as defined in Rule 405) involving another entity that is not a shell company is deemed to involve an offer, offer for sale, or sale within the meaning of section 2(a)(3) of the Securities Act of securities to the reporting shell company’s existing shareholders. Where Rule 145a applies, that deemed offer and sale would need to be registered under the Securities Act, unless there is an applicable exemption. However, as the Company currently has only two shareholders, both of whom are and are anticipated to continue to be “accredited investors” within the meaning of Rule 501 under the Securities Act, we anticipate that any such deemed offer and sale to them will be exempt from registration under the Securities Act and Rule 506(b) thereunder.

●	The applicable rules of the SEC prohibit the use of Form S–8 under the Securities Act (for registration of securities of the registrant to be offered under employee benefit plans to its directors, officers, employees and consultants) by shell companies until 60 days after the registrant ceases to be a shell company.

●	Form 8–K under the Exchange Act requires a shell company (that is not a business combination related shell company) that is reporting an acquisition of a business or change of control that causes it to cease being a shell company to disclose the same information, giving effect to the transaction, that it would be required to provide in registering a class of securities under the Exchange Act, including audited financial statements and pro forma financial information of an acquired business (a so-called “Super 8–K”) within four business days after completing the transaction. We anticipate filing such a Super 8–K upon completing a prospective business combination.

●	Rule 15–01 of Regulation S–X provides for specific financial statement requirements applicable to acquisitions involving shell companies (other than business combination related shell companies).

●	Pursuant to Rule 144(i) “restricted” securities (generally, securities acquired directly or indirectly from the issuer, or from an affiliate of the issuer, in a transaction or chain of transactions not involving any public offering) and “control” securities (generally, securities held by an affiliate of the issuer) issued by a current or former shell company that otherwise meet the holding period and other requirements for resale under Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the issuer (a) is no longer a shell company and (b) has filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it is no longer a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act and has filed all reports and other materials required to be filed by Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months, other than Form 8–K reports. As a result, restrictive legends on certificates or book-entry positions for our shares that are “restricted” or “control” securities cannot be removed except in connection with (i) an actual sale meeting the foregoing requirements or (ii) pursuant to an effective registration statement. We anticipate that the Super 8–K that we would file upon completing a prospective business combination would contain the required current “Form 10 information.”

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

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed. As of September 30, 2025, the Company had cash of $6,820. On January 2, 2025, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2025, the total amount due under the note was $32,500. The note is filed herewith as Exhibit 10.1. Except as disclosed herein, we currently have no other agreements or specific arrangements in place with our stockholders, management or other investors.

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

As of September 30, 2025, the Company had $6,820 of cash and has not earned any revenues from operations to date. In the next 12 months, we expect to incur expenses equal to approximately $40,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

As of the date of this Form 10-Q, the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidates regarding business opportunities for the Company.

Liquidity and Capital Resources

As of September 30, 2025, the Company had total assets equal to $6,820 comprised exclusively of cash. The Company’s current liabilities as of September 30, 2025 totaled $48,300 and was comprised of accounts payable and accrued expenses and amounts due under a note payable to a stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows provided by (used in) operating and financing activities:

For the period January 2, 2025 (Inception) to September 30, 2025
Net Cash Used In Operating Activities	$(31,180)
Net Cash Provided by Financing Activities	38,000
Net Change in Cash	$6,820

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

Issuance of Promissory Note to a Stockholder and Director

On January 2, 2025, in connection with advances made in connection with costs incurred by the Company, the Company issued a promissory note to Mark Tompkins, a stockholder and director of the Company, pursuant to which the Company agreed to repay Mr. Tompkins the sum of any and all amounts that Mr. Tompkins may advance to the Company on or before the date that the Company consummates a business combination with a private company or reverse takeover transaction or other transaction after which the Company would cease to be a shell company (as defined in Rule 12b-2 under the Exchange Act). The Company has used the proceeds from the note to cover its expenses. Although Mr. Tompkins has no obligation to advance funds to the Company under the terms of the note, it is anticipated that he may advance funds to the Company as fees and expenses are incurred in the future. As a result, the Company issued the note in anticipation of such advances. Interest shall not accrue on the outstanding principal amount of the note except if an Event of Default (as defined in the note) has occurred. In the event of an Event of Default, the entire note shall automatically become due and payable (the “Default Date”) and starting from five (5) days after the Default Date, the interest rate on the note shall accrue at the rate of eighteen percent (18%) per annum. As of September 30, 2025, the total amount due under the note was $32,500. As of September 30, 2025, the Company had no long-term debt obligations, lease obligations, or other contractual  commitments, other than the amounts due under the note.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company for the period January 2, 2025 (Inception) to September 30, 2025. It is unlikely the Company will have any revenue unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management’s assertion that these circumstances may hinder the Company’s ability to continue as a going concern. The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2025 the Company had a net loss of $11,879, and for the period January 2, 2025 (Inception) to September 30, 2025 the Company had a net loss of $41,980, comprised of accounting, audit and other professional service fees incurred in relation to the preparation and filing of the Company’s SEC filings and general and administrative expenses.

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

Changes in Internal Controls

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations of any control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not currently a party to any material legal proceedings, and we are not aware of any pending or threatened legal proceeding against us that we believe could have an adverse effect on our business, operating results or financial condition.

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

Date: November 13, 2025	Orielle Acquisition Corp.

	By:	/s/ Ian Jacobs
Ian Jacobs
Chief Executive Officer, President,
Chief Financial Officer,
Secretary and Director
(Principal Executive Officer and
Principal Financial Officer and Principal Accounting Officer)

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